Form 10-Q
period 2026-06-30
General Catalyst Global Resilience Merger Corp.
filed 2026-08-10
CIK 2108962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-43261

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1910149
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

20 University Rd., 4th Floor

Cambridge, Massachusetts 02138

(Address of principal executive offices)

+1 (617) 234-7000

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
GRAIL securities, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	GCGRU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the GRAIL securities	GCGR	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the GRAIL securities, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	GCGRW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 10, 2026, there were 41,155,000 Class A ordinary shares, $0.0001 par value and 5,031,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

Assets
Current assets
Cash	$1,238,941
Prepaid expenses	57,007
Short term prepaid insurance	132,200
Total current assets	1,428,148
Long term prepaid insurance	110,167
Cash held in Trust Account	404,743,359
Total Assets	$406,281,674

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued offering costs	$732,701
Accrued expenses	269,543
Total current liabilities	1,002,244
Deferred underwriting fee	14,087,500
Total Liabilities	15,089,744

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 shares at redemption value of $10.06 per share	404,743,359

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 905,000 issued and outstanding (excluding 40,250,000 shares subject to possible redemption)	91
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 5,031,250 shares issued and outstanding	503
Additional paid-in capital	—
Accumulated deficit	(13,552,023)
Total Shareholders’ Deficit	(13,551,429)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$406,281,674

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from January 14, 2026 (Inception) Through June 30,
	2026	2026
General and administrative expenses	$392,580	$460,939
Loss from operations	(392,580)	(460,939)

Other income:
Interest earned on cash held in Trust Account	2,243,359	2,243,359

Net income	$1,850,779	$1,782,420

Weighted average shares outstanding of redeemable Class A ordinary shares	26,833,333	14,461,078

Basic and diluted net income per redeemable Class A ordinary shares	$0.06	$0.09

Basic weighted average shares outstanding of non-redeemable Class A ordinary shares and B ordinary shares(1)	5,415,833	4,411,976

Basic net income per non-redeemable Class A ordinary shares and Class B ordinary shares	$0.06	$0.09

Diluted weighted average shares outstanding of non-redeemable Class A ordinary shares and B ordinary shares(1)	5,634,583	4,753,855

Diluted net income per non-redeemable Class A ordinary shares and Class B ordinary shares	$0.06	$0.09

(1)	The periods for the three months ended June 30, 2026, and from January 14, 2026 (Inception) to June 30, excluded 656,250 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On May 1, 2026, the Company consummated its Initial Public Offering and sold 40,250,000 GRAIL securities, including 5,250,000 GRAIL securities, sold pursuant to the full exercise of the Over-Allotment Option; consequently, such 656,250 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM JANUARY 14, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Amount	Capital	Deficit	Deficit
Balance – January 14, 2026 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(68,359)	(68,359)
Balance – March 31, 2026 (unaudited)	—	—	5,031,250	503	24,497	(68,359)	(43,359)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(12,532,068)	(15,334,443)	(27,866,511)
Sale of 905,000 Private Placement GRAIL securities	905,000	91	—	—	9,049,909	—	9,050,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,682,875	—	3,682,875
Allocated value of transaction costs to Class A shares	—	—	—		(225,213)	—	(225,213)
Net income	—	—	—	—	—	1,850,779	1,850,779
Balance – June 30, 2026 (unaudited)	905,000	$91	5,031,250	$503	$—	$(13,552,023)	$(13,551,429)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 14, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,782,420
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	58,720
Interest earned on marketable securities held in Trust Account	(2,243,359)
Changes in operating assets and liabilities:
Prepaid expenses	(52,368)
Short term prepaid insurance	(132,200)
Long term prepaid insurance	(110,167)
Accrued expenses	269,543
Net cash used in operating activities	(427,411)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of GRAIL securities, net of underwriting discounts paid	394,450,000
Proceeds from sale of Private Placement GRAIL securities	9,050,000
Underwriters’ reimbursement	1,000,000
Repayment of promissory note – related party	(293,149)
Payment of offering costs	(65,499)
Net cash provided by financing activities	404,166,352

Net Change in Cash	1,238,941
Cash – Beginning of period	—
Cash – End of period	$1,238,941

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$732,701
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs paid via prepayment	$15,361
Deferred offering costs paid by related party	$214,429
Prepaid expenses paid by Sponsor through the promissory note – related party	$20,000
Deferred underwriting fee payable	$14,087,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1 — Description of Organization and Business Operations

General Catalyst Global Resilience Merger Corp. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). As of the date of these financial statements, the Company has not selected any specific Business Combination target. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 14, 2026 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is GCGR Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2026. On May 1, 2026, the Company consummated the initial public offering (the “Initial Public Offering”) of 40,250,000 GRAIL securities (each, a “GRAIL security”, and with respect to the underlying Class A ordinary shares, the “Public Shares” and the one-fourth of one redeemable warrant, the “Public Warrants”), which includes the full exercise by the underwriters of their over-allotment option of 5,250,000 GRAIL securities, at $10.00 per GRAIL security, generating gross proceeds of $402,500,000. Each GRAIL security consists of one Public Share and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 905,000 private placement GRAIL securities (each a “Private Placement GRAIL security”, collectively the “Private Placement GRAIL securities”) at a price of $10.00 per Private Placement GRAIL security, generating gross proceeds of $9,050,000. Each Private Placement GRAIL security consists of one Class A ordinary share and one-fourth of one non-redeemable warrant (each a “Private Placement Warrant” and collectively, the “Private Placement Warrants”).

Transaction costs amounted to $22,165,490, consisting of $7,050,000 of cash underwriting fee (net of $1,000,000 underwriters’ reimbursement), $14,087,500 of deferred underwriting fee, and $1,027,990 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement GRAIL securities, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, on May 1, 2026, an amount of $402,500,000 (or $10.00 per Public Share) from the net proceeds of the sale of the GRAIL securities, and a portion of the proceeds from the sale of the Private Placement GRAIL securities, were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be held in cash, including in demand deposit accounts at a bank, or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company will provide the holders (the “Public Shareholders”) of Public GRAIL securities, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

Upon the public announcement of the initial Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company and the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase the Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and the Company will not be permitted to complete the initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares the Company is permitted to redeem. If Public Shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete such initial Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares issued in the Initial Public Offering, without the prior consent of the Company.

The Sponsor and certain of the Company’s officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the amended and restated memorandum and articles of association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for the initial Business Combination within 24 months from the closing of the Initial Public Offering) from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously withdrawn or eligible to be withdrawn by the Company to pay the Company’s taxes, excluding the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company does not consummate an initial Business Combination and liquidates and dissolves.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The initial shareholders have agreed to waive their redemption rights with respect to the Alignment Shares and Private Placement Shares included in the Private Placement GRAIL securities if the Company does not complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company does not complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Sponsor has not made reserves for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $1,238,941 cash and working capital of $425,904. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” the Company has completed its Initial Public Offering and the sale of the Private Placement GRAIL securities on May 1, 2026, at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering and other operating expenses was released to the Company for general capital purposes. In addition, the Sponsor has committed that it will provide financial support to the Company to satisfy its obligations as they come due for one year from release of the accompanying financial statements. Based on these considerations, management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of the issuance of the financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus related to its Initial Public Offering as filed with the SEC on April 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2026. The interim results for the three months ended June 30, 2026 and for the period from January 14, 2026 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,238,941 and did not have any cash equivalent as of June 30, 2026.

Cash Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $404,743,359, were held in cash.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the GRAIL securities between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement GRAIL securities were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC Topic 480 and FASB ASC Topic 815.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(3,682,875)
Public Shares issuance costs	(21,940,277)
Plus:
Remeasurement of carrying value to redemption value	27,866,511
Class A ordinary shares subject to possible redemption, June 30, 2026	404,743,359

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 14, 2026 (date of inception).

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Period from January 14, 2026 (Inception) Through June 30, 2026
Basic net income per ordinary share:	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Numerator:
Allocation of net income	$1,539,964	$310,815	$1,365,742	$416,678
Denominator:
Weighted-average shares outstanding	26,833,333	5,415,833	14,461,078	4,411,976
Basic net income per ordinary share	$0.06	$0.06	$0.09	$0.09
Diluted income per ordinary share:
Numerator:
Allocation of net income	$1,529,589	$321,190	$1,341,442	$440,978
Denominator:
Weighted-average shares outstanding	26,833,333	5,634,583	14,461,078	4,753,855
Diluted net income per ordinary share	$0.06	$0.06	$0.09	$0.09

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering that was consummated on May 1, 2026, the Company sold 40,250,000 GRAIL securities, which includes the full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 GRAIL securities at a price of $10.00 per GRAIL security. Each GRAIL security consists of one Class A ordinary share, and one-fourth of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Private Placement GRAIL securities

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 905,000 Private Placement GRAIL securities at a price of $10.00 per Private Placement GRAIL security, generating gross proceeds of $9,050,000.

Each Private Placement Warrant, upon aggregation of the fractional Private Placement Warrants contained in each Private Placement GRAIL security, is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment, terms and limitations as described herein. The Private Placement Warrants will become exercisable 30 days after the completion of the initial Business Combination, will not be redeemable by the Company and will expire five years after the completion of the initial Business Combination or earlier upon liquidation, as described in the Company’s final prospectus related to its Initial Public Offering. Each Private Placement Share included in each Private Placement GRAIL security will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Alignment Shares

On February 3, 2026, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 5,031,250 Class B ordinary shares, par value $0.0001 (the “Alignment Shares”). The Sponsor agreed to forfeit up to 656,250 Alignment Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On May 1, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Alignment Shares are no longer subject to forfeiture. On April 9, 2026, the Sponsor transferred 20,000 Alignment Shares to each of Fareed Zakaria, Barry McCarthy and Tom Linebarger. None of the executive officers or directors have received any cash compensation for services rendered to the Company.

The transferred shares shall vest upon the Company consummating an initial Business Combination. In the event the transferee resigns or otherwise voluntarily ceases his or her directorship with the Company prior to the vesting date, the Sponsor shall have the option to repurchase the transferred shares at the purchase price. Such option will expire upon the vesting date. The transfer of the Alignment Shares to the holders are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 Alignment Shares on April 9, 2026 was $18,568,684 or $309.48 per share. The Company established the initial fair value of the Alignment Shares on April 9, 2026, the date of the grant agreement, using a calculation prepared by a third party valuation team which takes into consideration the underlying Class A share price of $10.00, market adjustment of 27.0%, and volatility of 5.0%. The Alignment Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Alignment Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Alignment Shares. As of May 1, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Alignment Shares are identical to the Class A ordinary shares included in the GRAIL securities sold in the Initial Public Offering, except that (i) only holders of the Alignment Shares have the right to vote on the appointment of directors prior to the completion of the initial Business Combination (by a majority of votes cast by the holders of the Alignment Shares); (ii) in a vote to transfer the Company by way of continuation to a jurisdiction outside the Cayman Islands prior to the completion of the initial Business Combination (which requires a special resolution, being the affirmative vote of at least two-thirds of the votes cast by the holders of the issued Alignment Shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the company), only holders of the Alignment Shares shall carry the right to vote; (iii) the Alignment Shares are subject to certain transfer restrictions; (iv) the Sponsor and management team have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to any Alignment Shares, Private Placement Shares included in any Private Placement GRAIL securities and Public Shares they hold in connection with the completion of the initial Business Combination, (B) to waive their redemption rights with respect to any Alignment Shares, Private Placement Shares included in any Private Placement GRAIL securities and Public Shares in connection with the implementation by the directors of, and following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (x) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (y) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (C) waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares or Private Placement Shares included in any Private Placement GRAIL securities they hold if the Company does not consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company does not complete the initial Business Combination within the Combination Period). Assuming that only the holders of one-third of the voting power attaching to the Company’s issued and outstanding ordinary shares, representing a quorum under the amended and restated memorandum and articles of association, vote their shares, the Company will not need any Public Shares in addition to the Alignment Shares and the Private Placement Shares included in the Private Placement GRAIL securities purchased by the Sponsor simultaneously with the Initial Public Offering to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. Prior to the completion of the Company’s initial Business Combination and with respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with an initial Business Combination, the Company’s Class B ordinary shares will be entitled to a number of votes representing 20% of the Company’s issued and outstanding ordinary shares. Following completion of the Company’s initial Business Combination, the Class B ordinary shares will be entitled to one vote per share. On any other matter submitted to a vote of the Company’s shareholders, holders of Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Unless a change of control of the post-Business Combination company occurs and related change of control conversion provisions of the Company’s amended and restated memorandum and articles of association apply, the Alignment Shares will automatically convert, in tranches of 10% of the Alignment Shares issued and outstanding following the Initial Public Offering and following any forfeiture related to the over-allotment option exercise of the underwriters, each measurement period, into the Class A ordinary shares following the initial Business Combination, pursuant to variable conversion ratios as provided by the amended and restated memorandum and articles of association, or, prior to the consummation of an initial Business Combination, at the option of a holder of Alignment Shares, on a one-for-one basis, subject to the 4.99% pre-business combination Maximum Percentage (as defined below) condition, provided, however, that (A) such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination, (B) any Class A ordinary shares issued to initial shareholders in connection with such optional conversion prior to the initial Business Combination shall (i) not result in initial shareholders receiving in the aggregate more Class A ordinary shares upon conversion of their Alignment Shares as they would have received pursuant to the conversion terms described in the amended and restated memorandum and articles of association had the initial shareholders not elected such optional conversion, which may result in the initial shareholders being obligated to surrender for cancellation for no value such Class A ordinary shares to the Company at the end of the 10 measurement periods if the conversion calculations pursuant to the amended and restated memorandum and articles of association result in the initial shareholders in the aggregate having received more Class A ordinary shares than they would have received pursuant to the conversion calculations to be made over 10 measurement periods, (ii) be deducted from the number of Class A ordinary shares issuable to the initial shareholders in connection with each measurement period conversions of Alignment Shares following the consummation of an initial Business Combination, and (iii) everything else being equal, continue to be treated as Class B ordinary shares as if such Class B ordinary shares had not been converted prior to the consummation of the Business Combination at the option of the initial shareholders for purposes of calculating the Alignment Shares eligible to be converted into Class A ordinary shares pursuant to the terms of the amended and restated memorandum and articles of association; and (C) (i) the initial shareholders may only sell or otherwise dispose of any such Class A ordinary shares issued to them in connection with its optional conversion prior to the consummation of an initial Business Combination once the transfer restrictions in their letter agreement with the Company has expired and (ii) the initial shareholders may only sell or otherwise dispose such number of Class A ordinary shares issued to them in connection with their optional conversion prior to the consummation of an initial Business Combination that is equal to the number of conversion shares that would have been issued to them pursuant to the calculation in the amended and restated memorandum and articles of association had the initial shareholders not elected to optionally convert the Alignment Shares into Class A ordinary shares prior to the consummation of the initial Business Combination. Unless a majority of the independent directors of the Company’s board of directors approves an increase of the Maximum Percentage, prior to the consummation of an initial Business Combination the Company shall not effect the conversion of any Alignment Shares, and the Sponsor shall not have the right to convert any Alignment Shares and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, the Sponsor together with the other Attribution Parties collectively would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the Class A ordinary shares issued and outstanding immediately after giving effect to such conversion. “Attribution Parties” means, collectively, the following persons and entities: (i) any investment vehicle, including, any funds, feeder funds or managed accounts, currently, or from time to time after the date hereof, directly or indirectly managed or advised by the Sponsor’s investment manager or any of its affiliates or principals, (ii) any direct or indirect affiliates of the Sponsor or any of the foregoing, (iii) any person acting or who could be deemed to be acting as a group together with the Sponsor or any of the foregoing and (iv) any other persons whose beneficial ownership of the Company’s ordinary shares would or could be aggregated with the Sponsor and the other Attribution Parties for purposes of Section 13(d) of the Exchange Act. For the avoidance of doubt, the purpose of the foregoing is to subject collectively the Sponsor and all other Attribution Parties to the Maximum Percentage.

On the last day of each measurement period, which will occur annually over ten fiscal years following consummation of the initial Business Combination (and, with respect to any measurement period in which the Company has a change of control or in which it liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such measurement period), 503,125 Alignment Shares (or, 437,500 if the over-allotment option is not exercised) will automatically convert, subject to adjustment, into Class A ordinary shares (“conversion shares”), as follows:

●	if the sum (such sum, the “Total Return”) of (i) the VWAP of the Class A ordinary shares over a measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of the Class A ordinary shares on the record date which is on or prior to the last day of the measurement period does not exceed the Price Threshold, the number of conversion shares for such measurement period will be 5,031 Class A ordinary shares (or 4,375 if the over-allotment option is not exercised);

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

●	if the Total Return exceeds the Price Threshold but does not exceed an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 5,031 Class A ordinary shares (or 4,375 if the over-allotment option is not exercised) and (ii) 20% of the difference between the Total Return and the Price Threshold, multiplied by (A) the sum (such sum (as proportionally adjusted to give effect to any share splits, share capitalizations, share combinations, share dividends, reorganizations, recapitalizations or any such similar transactions), the “Closing Share Count”) of (x) the number of Class A ordinary shares immediately after the closing of the Initial Public Offering (including any exercise of the over-allotment option and without reduction by any redemptions prior to or in connection with the Company’s initial Business Combination) and (y) if in connection with the initial Business Combination there are issued any Class A ordinary shares (including for the avoidance of doubt any Class A ordinary shares issued to the sellers of a potential business combination target and any Class A ordinary shares issued upon conversion of the up to $1,500,000 in working capital loans made to the Company by the Sponsor, the Sponsor’s affiliates and the Company’s directors or officers, as further described in the final prospectus of the Company related to its Initial Public Offering) or PIPE Securities (as defined below), the number of Class A ordinary shares so issued, and the maximum number of Class A ordinary shares issuable (whether settled in shares or in cash) upon conversion or exercise of such PIPE Securities, and (z) the number of Class A ordinary shares issued upon exercise for cash of any Public Warrants at the end of a measurement period, divided by (B) the Total Return; and

●	if the Total Return exceeds an amount equal to 130% of the Price Threshold, then the number of conversion shares for such measurement period will be the greater of (i) 5,031 Class A ordinary shares (or 4,375 if the over-allotment option is not exercised) and (ii) the sum of (x) 20% of the difference between an amount equal to 130% of the Price Threshold and the Price Threshold and (y) 30% of the difference between the Total Return and an amount equal to 130% of the Price Threshold, in each case multiplied by (A) the Closing Share Count, divided by (B) the Total Return.

For purposes of the above calculation, “PIPE Securities” means securities (other than the Public Warrants and the Private Placement Warrants) (i) issued by the Company and/or any entities that (after giving effect to completion of the initial Business Combination) are subsidiaries of the Company or are successors of the Company or were formed by the Company or for the purpose of consummating an initial Business Combination and issuing securities in connection therewith, and (ii) that are directly or indirectly convertible into or exercisable for Class A ordinary shares, or for a cash settlement value in lieu thereof, including for the avoidance of doubt any such securities purchased by the Sponsor, General Catalyst Group Management, LLC or any of their affiliates in connection with the Business Combination; provided that, unless otherwise agreed by the Sponsor and the Company in writing, if (i) an exercise or conversion price of a PIPE Security for purposes of calculating the maximum number of Class A ordinary share issuable pursuant to such security cannot reasonably be ascertained based on the terms of such security, and/or (ii) a maximum number of Class A ordinary shares issuable upon conversion or exercise of a PIPE Security cannot otherwise be reasonably ascertained based on the terms of such security, the maximum number of Class A ordinary shares issuable upon conversion or exercise of such PIPE Security for purposes of calculating the Closing Share Count upon the Total Return exceeding the Price Threshold at the end of each measurement period shall initially be determined in good faith by the independent directors of the Company’s board of directors, without regard to any conversion blockers, caps, or share limits set forth in the governing documents of a PIPE Security or of the Company or any stock exchange listing rules, for instance requiring shareholder approval prior to the issuance of 20% or more of the Company’s ordinary shares (such maximum number of shares, the “Initial Share Determination Number”). If subsequently to such initial good faith determination, a number of Class A ordinary shares greater than the Initial Share Determination Number is issued upon conversion or exercise of PIPE Securities (such greater number of shares, the “Revised Share Determination Number”), the holders of the Alignment Shares shall be issued such additional number of conversion shares that they would have received at the time of the conversion of a tranche of Alignment Shares had the Closing Share Count accounted for the Revised Share Determination Number instead of the Initial Share Determination Number. For the avoidance of doubt, (i) no downward adjustment of conversion shares shall occur after Class A ordinary shares have been issued to holders of Alignment Shares at the end of a measurement period if a number of Class A ordinary shares smaller than the Initial Share Determination Number is issued upon conversion or exercise of PIPE Securities, (ii) the Closing Share Count at the end of each measurement period shall always take into account the greater of the Initial Share Determination Number and the Revised Share Determination Number when a number of conversion shares is calculated pursuant to the conversion terms included in the Company’s amended and restated memorandum and articles of association, and (iii) the foregoing is intended solely for purposes of calculating the Closing Share Count and shall not affect the actual economic terms, conversion mechanics, or settlement rights of any PIPE Securities. The term “measurement period” means (i) the period of four fiscal quarters ending with, and including, the last fiscal quarter of the fiscal year in which the Company consummates the Company’s initial Business Combination and (ii) each of the nine successive four-fiscal-quarter periods. The “Price Threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the Price Threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period (in each case, as proportionally adjusted to give effect to any share splits, share capitalizations, share combinations, share dividends, reorganizations, recapitalizations or any such similar transactions). “VWAP” per Class A ordinary share on any trading day shall mean the per share volume weighted average price as displayed under the heading Bloomberg VWAP on Bloomberg (or, if Bloomberg ceases to publish such price, any successor service reasonably chosen by the Company) page “VAP” (or its equivalent successor if such page is not available) in respect of the period from the open of trading on the relevant trading day until the close of trading on such trading day (or if such volume-weighted average price is unavailable, the market price of Class A ordinary share on such trading day determined, using a volume weighted average method, by an independent financial advisor retained for such purpose by the Company). VWAP for periods of multiple trading days means the volume weighted average of the respective VWAPs for the trading days in such period. For purposes of this section, “distribution” means any payment of dividends, cash, other consideration or distribution of equity securities of the Company or any of its affiliates to holders of the Company’s ordinary shares, whether by means of a spin-off, split-off, redemption, reclassification, exchange, share split, share dividend, share distribution, rights offering or similar transaction. The fair market value of any distribution, other than cash, shall be determined in accordance with the Company’s amended and restated memorandum and articles of association.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The calculations described in the foregoing will be based on the Company’s fiscal year and fiscal quarters, which may change as a result of the Company’s initial Business Combination. Each conversion of Alignment Shares will apply to the holders of Alignment Shares on a pro rata basis. If, upon conversion of any Alignment Shares, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to such holder. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.

Further, for so long as any Alignment Shares remain outstanding, the Company may not, without the prior written consent of the holders of a majority of the Alignment Shares then outstanding, take certain actions, such as to (i) amend, alter or repeal any provision of the Company’s amended and restated memorandum and articles of association, whether by merger, amalgamation, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences, conversion rights or relative, participating, optional or other or special rights of the Class B ordinary shares, (ii) change the Company’s financial year, (iii) increase the number of members on the Company’s board of directors, (iv) pay any dividends or other distributions on, or effect any sub-division of, the Company’s share capital, (v) adopt any shareholder rights plan, (vi) acquire any entity or business with assets at a purchase price greater than 10% or more of the Company’s total assets measured in accordance with generally accepted accounting principles in the United States or the accounting standards then used by the Company in the preparation of its financial statements, (vii) issue any Class A ordinary shares in excess of 5% of the number of the Company’s Class A ordinary shares outstanding at the closing of the Initial Public Offering or that would otherwise require a shareholder vote pursuant to the rules of the stock exchange on which the Company’s Class A ordinary shares are then listed or (viii) issue additional Class B ordinary shares. Any action required or permitted to be taken at any meeting of the holders of Alignment Shares (other than by way of a special resolution) may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of the outstanding Class B ordinary shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all Alignment Shares were present and voted. Any action required or permitted to be taken at any meeting of the holders of Alignment Shares by way of a special resolution may be taken by way of a resolution in writing signed by all holders of Alignment Shares.

Upon a change of control occurring after the Company’s initial Business Combination (but not in connection with the Company’s initial Business Combination), for the measurement period in which the change of control transaction occurs, a tranche of 503,125 Alignment Shares (or, 437,500 if the over-allotment option is not exercised) will automatically convert into conversion shares (on the business day immediately prior to such event), as follows:

●	if, prior to the date of such change of control the Alignment Shares have already cumulatively converted into a number of Class A ordinary shares equal in the aggregate to at least 12.5% of the Closing Share Count (the “12.5% Threshold Amount”), the number of conversion shares will equal the greater of (i) 5,031 Class A ordinary shares (or 4,375 if the over-allotment option is not exercised) and (ii) the number of Class A ordinary shares that would be issuable based on the excess of the Total Return above the Price Threshold as described above with such Total Return calculated using the purchase price or deemed value of the Class A ordinary shares at the time of the closing of the change of control transaction rather than the VWAP over the relevant measurement period;

●	if, prior to the date of the change of control the Alignment Shares have not already cumulatively converted into a number of Class A ordinary shares equal in the aggregate to at least the 12.5% Threshold Amount, the number of conversion shares will equal the greater of (i) the 12.5% Threshold Amount less any Class A ordinary shares previously issued upon conversion of Alignment Shares and (ii) the number of shares that would be issuable based on the excess of the Total Return above the Price Threshold described above with the Total Return calculated using the purchase price or deemed value of the Class A ordinary shares at the time of the closing of the change of control transaction rather than the VWAP over the relevant measurement period; and

●	to the extent any tranches of 503,125 Alignment Shares remain outstanding (or 437,500 if the underwriters do not exercise their over-allotment option in connection with the Initial Public Offering), each such remaining tranche of Alignment Shares will each automatically convert into 5,031 (or 4,375 if the underwriters do not exercise their over-allotment option in the Initial Public Offering) Class A ordinary shares.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

A change of control is the occurrence of any one of the following after the consummation of the Company’s initial Business Combination (but not in connection with the Company’s initial Business Combination) if any of the following occurs: (a) a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, other than the Company, the Company’s wholly owned subsidiaries and the Company’s and their respective employee benefit plans, (A) has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of ordinary shares representing more than 50% of the voting power of the Company’s ordinary shares and (B) has filed a Schedule TO or any schedule, form or report under the Exchange Act disclosing that an event described in clause (A) has occurred; provided, however, that a “person” or “group” shall not be deemed a beneficial owner of, or to own beneficially, any securities tendered pursuant to a tender or exchange offer made by or on behalf of such “person” or “group” or any of their affiliates until such tendered securities are accepted for purchase or exchange thereunder; (b) the consummation of (A) any recapitalization, reclassification or change of the ordinary shares (other than a change from no par value to par value, a change in par value or a change from par value to no par value, or changes resulting from a subdivision or combination) as a result of which all of the ordinary shares would be converted into, or exchanged for, shares, other securities, or other property or assets; (B) any share exchange, consolidation or merger of the Company pursuant to which all of the Class A ordinary shares will be converted into cash, securities or other property or assets (including any combination thereof), and other than a pledge or hypothecation of assets (but not foreclosure in respect thereof); or (C) any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the Company’s or the Company’s consolidated assets, taken as a whole, to any person or entity (other than one of the Company’s wholly owned subsidiaries); provided, however, that a transaction described in clauses (A) or (B) in which the holders of all classes of the Company’s common equity immediately prior to such transaction own, directly or indirectly, more than 50% of all classes of the common equity of the continuing or surviving entity immediately after such transaction in substantially the same proportions as such ownership immediately prior to such transaction shall not be a change of control pursuant to this clause (b); (c) the Company’s shareholders approve any plan or proposal for the Company’s liquidation or dissolution (other than a liquidation or dissolution that will occur contemporaneously with a transaction described in clause (b)(B) above); or (d) the Company’s Class A ordinary shares cease to be listed or quoted on any of The New York Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Global Market (or any of their respective successors); provided, however, that a transaction or transactions described in clauses (a) or (b) above shall not constitute a change of control, if at least 90% of the consideration received or to be received by the holders of the Company’s ordinary shares, excluding cash payments for fractional shares and cash payments made in respect of dissenters’ rights, in connection with such transaction or transactions consists of ordinary shares that are listed or quoted on any of The New York Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Global Market (or any of their respective successors) or will be so listed or quoted when issued or exchanged in connection with such transaction or transactions, and as a result of such transaction or transactions such consideration becomes the equity interests in which the Alignment Shares convert into.

Related Party Loans

On February 3, 2026, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2026 or the completion of the Initial Public Offering. As of May 1, 2026, the Company had borrowed $293,149, of which $281,020 was paid by the Company at the closing of the Initial Public Offering and the balance amounting to $12,129 was paid subsequently on May 4, 2026. Borrowings under the Note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such advances may be repaid only from funds held outside the Trust Account or upon completion of the initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement GRAIL securities of the post Business Combination entity at a price of $10.00 per GRAIL security at the option of the lender. The Private Placement GRAIL securities issued upon conversion of any such loans would be identical to the Private Placement GRAIL securities sold in a private placement concurrently with the Initial Public Offering. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, members of the management team or any of their affiliates. As of June 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Administrative Services and Indemnification Agreement

Pursuant to the administrative services and indemnification agreement executed by the Company and the Sponsor, commencing on April 29, 2026, the date of the effectiveness of the registration statement related to the Company’s Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor or one of its affiliates for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. In addition, the Company has agreed, pursuant to such administrative services and indemnification agreement with the Sponsor relating to the monthly payment for services outlined therein, that the Company will indemnify the Sponsor and its affiliates, including General Catalyst Group Management, LLC and its affiliates (“General Catalyst”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including General Catalyst, and/or (iii) against the Sponsor and/or General Catalyst alleging any expressed or implied management or endorsement by the Sponsor and/or General Catalyst of any of the Company’s activities or any express or implied association between the Sponsor and/or General Catalyst, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended June 30, 2026 and for the period from January 14, 2026 (inception) through June 30, 2026, the Company incurred $40,000 in fees for these services. As of June 30, 2026, $40,000 has been accrued for these services in the Company’s balance sheet.

Note 5 — Commitments and Contingencies

Registration and Shareholder Rights Agreement

Holders of the Alignment Shares and Private Placement GRAIL securities, including from time to time the Public Shares, Private Placement GRAIL securities that may be issued upon conversion of Working Capital Loans, any Private Placement Shares or Private Placement Warrants included in Private Placement GRAIL securities, any Class A ordinary shares issuable upon conversion of Alignment Shares or upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed in connection with the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Further, the Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 5,250,000 additional GRAIL securities to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 1, 2026, the underwriters elected to fully exercise their over-allotment option to purchase an additional 5,250,000 GRAIL securities at a price of $10.00 per GRAIL security.

The underwriters were entitled to a cash underwriting discount of $8,050,000 (2.00% of the gross proceeds of the GRAIL securities sold in the Initial Public Offering) which was paid at the closing of the Initial Public Offering. The underwriters reimbursed certain of the Company’s offering expenses amounting to $1,000,000.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $14,087,500 in the aggregate, upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the U.S. military intervention in Venezuela, or the conflict in the Middle East and Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the military intervention by the U.S. in Venezuela, and the conflict in the Middle East involving Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the U.S. military intervention in Venezuela, and an escalating conflict in the Middle East and Iran, and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

 Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 905,000 Class A ordinary shares issued and outstanding, excluding 40,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 5,031,250 Class B ordinary shares or Alignment Shares issued and outstanding.

Warrants — As of June 30, 2026, there were 10,288,750 Warrants issued and outstanding, including 10,062,500 Public Warrants and 226,250 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the GRAIL securities and only whole warrants will trade.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided in each case that the Company has an effective registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under certain circumstances). Because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, covering the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the warrant agreement, provided that if the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain an effective registration statement. If a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Business Combination, holders of warrants may, until such time as such a registration statement on Form S-1, Form S-3, Form F-1 or Form F-3, as applicable, is effective and during any period when the Company will have failed to maintain such an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Alignment Shares held by the Sponsor, certain of the Company’s directors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “— Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” below.

The Private Placement Warrants are identical to the Public Warrants underlying the GRAIL securities sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until the earlier of (A) 30 days after the completion of a Business Combination and (B) subsequent to the Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property, subject to certain limited exceptions, (ii) the Private Placement Warrants will be non-redeemable and (iii) the Private Placement Warrants will be exercisable on a cashless basis and have certain registration rights.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem its warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company’s refer to as the 30-day redemption period; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $3,682,875, or $0.37 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

May 1, 2026
Underlying share price	$9.98
Exercise price	$11.50
Volatility	5.0%
Implied market adjustment	25.50%
Risk-free rate	4.11%
Monte Carlo value	$1.44
Remaining term (years)	7.00

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026
Assets:
Cash held in Trust Account	1	$404,743,359

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, CODM reviews several key metrics, which include the following:

June 30, 2026
Cash	$1,238,941
Cash held in Trust Account	$404,743,359

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

	For the Three Months Ended June 30,	For the Period from January 14, 2026 (Inception) Through June 30,
	2026	2026
General and administrative expenses	$392,580	$460,939
Interest earned on marketable securities held in Trust Account	$2,243,359	$2,243,359

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transactions within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to CODM on a regular basis.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to General Catalyst Global Resilience Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GCGR Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, as described in the section below “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report, including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the words “may,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “continue,” “intends,” “will,” “potential,” “projects,” or “predicts,” or, in each case, the negative of such terms or other similar terms or similar expressions.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of known and unknown risks, uncertainties (some of which are beyond our control) or other assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. The following include some but not all of the factors, risks or uncertainties (some of which are beyond our control) that could cause actual results or events to differ from those anticipated:

●	we have no operating history and no operating revenues, except for interest earned on the funds in our trust account, and you have no basis on which to evaluate our ability to achieve our business objective;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the amount of redemptions by our public shareholders in connection with amendments to our amended and restated memorandum and articles of association or the consummation of a business combination;

●	our ability to consummate an initial business combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics, inflation, changes in diplomatic and trade relationships (including changes in international trade policies, tariffs and treaties affecting imports and exports or acquisition or disposition of assets in different countries) and acts of war or terrorism (including the military conflict that started between the Russian Federation, Belarus and Ukraine in February 2022 or other geopolitical tensions, such as an escalation of the conflict in the Middle East);

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our securities’ potential liquidity, volatility, trading and continued listing on Nasdaq;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; and

●	the other risks and uncertainties discussed herein and in our filings with the SEC, including our final prospectus related to our Initial Public Offering, filed with the SEC on April 30, 2026.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report and are expressly qualified in their entirety by the risk factors and cautionary statements included in this Quarterly Report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have respectively conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements.

Overview

We are a blank check company incorporated in the Cayman Islands on January 14, 2026 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement GRAIL securities, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,850,779, which consists of interest income on marketable securities held in the Trust Account of $2,243,359, partially offset by general and administrative expenses of $392,580.

For the period from January 14, 2026 (inception) through June 30, 2026, we had a net income of $1,782,420, which consists of interest income on marketable securities held in the Trust Account of $2,243,359, partially offset by general and administrative expenses of $460,939.

Liquidity and Capital Resources

On May 1, 2026, we consummated the Initial Public Offering of 40,250,000 GRAIL securities, which includes the full exercise by the underwriters of their over-allotment option of 5,250,000 GRAIL securities, at $10.00 per GRAIL security, generating gross proceeds of $402,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 905,000 Private Placement GRAIL securities at a price of $10.00 per Private Placement GRAIL security, generating gross proceeds of $9,050,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement GRAIL securities, a total of $402,500,000 was placed in the Trust Account. We incurred $22,165,490, consisting of $7,050,000 of cash underwriting fee (net of $1,000,000 underwriters’ reimbursement), $14,087,500 of deferred underwriting fee, and $1,027,990 of other offering costs.

For the period from January 14, 2026 (inception) through June 30, 2026, cash used in operating activities was $427,411. Net income of $1,782,420 was affected by interest earned on marketable securities held in the Trust Account of $2,243,359, and payment of general and administrative costs through promissory note – related party of $58,720. Changes in operating assets and liabilities used $25,192 of cash for operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $404,743,359 (including $2,243,359 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses.

As of June 30, 2026, we had cash of $1,238,941 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, as well as pay our advisors.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement GRAIL securities at a price of $10.00 per GRAIL security, at the option of the lender. The Private Placement GRAIL securities would be identical to the Private Placement GRAIL securities sold in a private placement concurrently with the Initial Public Offering.

In addition, the Sponsor has committed that it will provide financial support to the Company to satisfy its obligations as they come due for one year from release of the accompanying financial statements.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

Administrative Services and Indemnification Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or one of its affiliates for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. We began incurring these fees on April 29, 2026 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. In addition, the Company has agreed, pursuant to such administrative services and indemnification agreement with the Sponsor relating to the monthly payment for services outlined therein, that the Company will indemnify the Sponsor and its affiliates, including General Catalyst Group Management, LLC and its affiliates (“General Catalyst”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including General Catalyst, and/or (iii) against the Sponsor and/or General Catalyst alleging any expressed or implied management or endorsement by the Sponsor and/or General Catalyst of any of the Company’s activities or any express or implied association between the Sponsor and/or General Catalyst, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $8,050,000 (2.00% of the gross proceeds of the GRAIL securities sold in the Initial Public Offering) which was paid at the closing of the Initial Public Offering. The underwriters reimbursed certain of the Company’s offering expenses amounting to $1,000,000.

Additionally, the underwriters are entitled to a deferred underwriting discount of 3.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $14,087,500 in the aggregate, upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

Registration and Shareholder Rights Agreement

Holders of the Alignment Shares and Private Placement GRAIL securities, including from time to time the Public Shares, Private Placement GRAIL securities that may be issued upon conversion of Working Capital Loans, any Private Placement Shares or Private Placement Warrants included in Private Placement GRAIL securities, any Class A ordinary shares issuable upon conversion of Alignment Shares or upon exercise of warrants they may hold or acquire, and any warrants, including Private Placement Warrants, that they may hold or acquire, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed in connection with the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Further, the Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to the Company’s board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

For more information on contractual obligations and related party transactions, see Note 4 and Note 5 in the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus related to our Initial Public Offering and as filed with the SEC on April 30, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in such final prospectus related to our Initial Public Offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On February 3, 2026, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 5,031,250 Class B ordinary shares, par value $0.0001. On April 9, 2026, the Sponsor transferred 20,000 Alignment Shares to each of Fareed Zakaria, Barry McCarthy and Tom Linebarger.

On May 1, 2026, the Sponsor and the Company consummated the private placement of an aggregate of 905,000 Private Placement GRAIL securities at a price of $10.00 per Private Placement GRAIL security, generating gross proceeds of $9,050,000. Each GRAIL security consists of one Public Share and one-fourth of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The sales of the Private Placement GRAIL securities and Alignment Shares described above were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the sales described above.

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option, the sale of the Alignment Shares and the Private Placement of GRAIL securities, an aggregate of $402,500,000 was placed in the Trust Account. Such net proceeds that were deposited in the Trust Account may be held in cash, including in demand deposit accounts at a bank, or may be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with our Initial Public Offering, we paid a total of $22,165,490, consisting of $7,050,000 of cash underwriting fee (net of $1,000,000 underwriters’ reimbursement), $14,087,500 of deferred underwriting fee, and $1,027,990 of other offering costs. There has been no material change in the planned use of proceeds that we described in the final prospectus relating to our Initial Public Offering or in Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association
4.1(1)	Warrant Agreement, dated May 1, 2026, between Continental Stock Transfer & Trust Company and the Company
10.1(1)	Private Placement GRAIL Securities Purchase Agreement, dated April 29, 2026, between the Company and the Sponsor
10.2(1)	Investment Management Trust Agreement, dated May 1, 2026, between Continental Stock Transfer & Trust Company and the Company
10.3(1)	Registration and Shareholder Rights Agreement, dated April 29, 2026, by and among the Company, the Sponsor and certain other equityholders named therein
10.4(1)	Letter Agreement, dated April 29, 2026, by and among the Company, the Sponsor and the Company’s officers and directors
10.5(1)	Administrative Services and Indemnification Agreement, dated May 1, 2026, between the Company and the Sponsor
10.6(1)	Underwriting Agreement, dated April 29, 2026, between the Company and Citigroup Global Markets Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

Date: August 10, 2026	By:	/s/ Paul Kwan
	Name:	Paul Kwan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Christopher Kauffman
	Name:	Christopher Kauffman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)