Form 10-Q
period 2026-09-30
General Catalyst Global Resilience Merger Corp.
filed 2026-11-13
CIK 2108962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(Registrant’s telephone number, including area code)

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

As of November 13, 2026, there were 41,155,000 Class A ordinary shares, $0.0001 par value and 5,031,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from January 14, 2026 (inception) through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from January 14, 2026 (inception) through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 14, 2026 (inception) through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	28
Item 6. Exhibits	28
Signatures	29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets
Current assets
Cash	$477,704
Prepaid expenses	29,405
Short term prepaid insurance	132,200
Total current assets	639,309
Long term prepaid insurance	77,117
Cash held in Trust Account	408,393,365
Total Assets	$409,109,791

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities
Current liabilities
Accrued offering costs	$75,000
Due to related party	100,000
Accrued expenses	264,048
Total current liabilities	439,048
Deferred underwriting fee	14,087,500
Total Liabilities	14,526,548

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,250,000 shares at redemption value of $10.15 per share	408,393,365

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 905,000 shares issued and outstanding (excluding 40,250,000 shares subject to possible redemption)	91
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 5,031,250 shares issued and outstanding	503
Additional paid-in capital	—
Accumulated deficit	(13,810,716)
Total Shareholders’ Deficit	(13,810,122)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$409,109,791

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from January 14, 2026 (Inception) Through September 30,
	2026	2026
General and administrative expenses	$258,693	$719,632
Loss from operations	(258,693)	(719,632)

Other income:
Interest earned on cash held in Trust Account	3,650,006	5,893,365

Net income	$3,391,313	$5,173,733

Weighted average shares outstanding of redeemable Class A ordinary shares	40,250,000	23,621,622

Basic and diluted net income per redeemable Class A ordinary share	$0.07	$0.18

Basic weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares(1)	5,936,250	4,953,417

Basic net income per non-redeemable Class A ordinary share and Class B ordinary share	$0.07	$0.18

Diluted weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares(1)	5,936,250	5,173,856

Diluted net income per non-redeemable Class A ordinary share and Class B ordinary share	$0.07	$0.18

(1)	Basic weighted average shares for the period from January 14, 2026 (inception) through September 30, 2026 exclude, and diluted weighted average shares for that period include, 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 1, 2026, the Company consummated its Initial Public Offering and sold 40,250,000 GRAIL securities, including 5,250,000 GRAIL securities sold pursuant to the full exercise of the over-allotment option; consequently, such 656,250 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM JANUARY 14, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 14, 2026 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(68,359)	(68,359)
Balance – March 31, 2026 (unaudited)	—	—	5,031,250	503	24,497	(68,359)	(43,359)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(12,532,068)	(15,334,443)	(27,866,511)
Sale of 905,000 Private Placement GRAIL securities	905,000	91	—	—	9,049,909	—	9,050,000
Fair Value of Public Warrants at issuance	—	—	—	—	3,682,875	—	3,682,875
Allocated value of transaction costs to Class A shares	—	—	—		(225,213)	—	(225,213)
Net income	—	—	—	—	—	1,850,779	1,850,779
Balance – June 30, 2026 (unaudited)	905,000	91	5,031,250	503	—	(13,552,023)	(13,551,429)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,650,006)	(3,650,006)
Net income	—	—	—	—	—	3,391,313	3,391,313
Balance – September 30, 2026 (unaudited)	905,000	$91	5,031,250	$503	$—	$(13,810,716)	$(13,810,122)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 14, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,173,733
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	58,720
Interest earned on cash held in Trust Account	(5,893,365)
Changes in operating assets and liabilities:
Prepaid expenses	234
Short term prepaid insurance	(132,200)
Long term prepaid insurance	(77,117)
Due to related party	100,000
Accrued expenses	264,048
Net cash used in operating activities	(505,947)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of GRAIL securities, net of underwriting discounts paid	394,450,000
Proceeds from sale of Private Placement GRAIL securities	9,050,000
Underwriters’ reimbursement	1,000,000
Repayment of promissory note – related party	(293,149)
Payment of offering costs	(723,200)
Net cash provided by financing activities	403,483,651

Net Change in Cash	477,704
Cash – Beginning of period	—
Cash – End of period	$477,704

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs paid via prepayment	$15,361
Deferred offering costs paid by related party	$214,429
Prepaid expenses paid by Sponsor through the promissory note – related party	$20,000
Deferred underwriting fee payable	$14,087,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 1 — Description of Organization and Business Operations

General Catalyst Global Resilience Merger Corp. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). As of the date of these financial statements, the Company has not selected any specific Business Combination target. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 14, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Company will provide the holders (the “Public Shareholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The initial shareholders have agreed to waive their redemption rights with respect to the Class B ordinary shares, par value $0.0001 (the “Alignment Shares”) and Private Placement Shares included in the Private Placement GRAIL securities if the Company does not complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company does not complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

Liquidity and Capital Resources

As of September 30, 2026, the Company had $477,704 cash and working capital surplus of $200,261. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Financial Statement Presentation – Going Concern,” the Company completed its Initial Public Offering and the sale of the Private Placement GRAIL securities on May 1, 2026, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering and other operating expenses was released to the Company for general capital purposes. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise additional capital to pursue its activities will be successful. To alleviate any potential liquidity shortfall, the Sponsor has committed that it will provide financial support to the Company to satisfy its obligations as they come due for one year from release of the accompanying financial statements. Based on these considerations, management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of the issuance of the financial statements.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus related to its Initial Public Offering as filed with the SEC on April 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 4, 2026. The interim results for the three months ended September 30, 2026 and for the period from January 14, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $477,704 and did not have any cash equivalents as of September 30, 2026.

Cash Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $408,393,365, were held in cash.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC Topic 480 and FASB ASC Topic 815.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(3,682,875)
Public Shares issuance costs	(21,940,277)
Plus:
Remeasurement of carrying value to redemption value	27,866,511
Class A ordinary shares subject to possible redemption, June 30, 2026	404,743,359
Plus:
Remeasurement of carrying value to redemption value	3,650,006
Class A ordinary shares subject to possible redemption, September 30, 2026	$408,393,365

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

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. The Company has not considered the effect of the 10,288,750 warrants sold in the Initial Public Offering and the private placement in the calculation of diluted net income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Accretion associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30, 2026		For the Period from January 14, 2026 (Inception) Through September 30, 2026
Basic net income per ordinary share:	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Numerator:
Allocation of net income	$2,955,433	$435,880	$4,276,878	$896,855
Denominator:
Weighted-average shares outstanding	40,250,000	5,936,250	23,621,622	4,953,417
Basic net income per ordinary share	$0.07	$0.07	$0.18	$0.18
Diluted income per ordinary share:
Numerator:
Allocation of net income	$2,955,433	$435,880	$4,244,137	$929,596
Denominator:
Weighted-average shares outstanding	40,250,000	5,936,250	23,621,622	5,173,856
Diluted net income per ordinary share	$0.07	$0.07	$0.18	$0.18

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering that was consummated on May 1, 2026, the Company sold 40,250,000 GRAIL securities, which includes the full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 GRAIL securities at a price of $10.00 per GRAIL security. Each GRAIL security consists of one Class A ordinary share and one-fourth of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

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

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Alignment Shares

On February 3, 2026, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 5,031,250 Alignment Shares. The Sponsor agreed to forfeit up to 656,250 Alignment Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On May 1, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 656,250 Alignment Shares are no longer subject to forfeiture. On April 9, 2026, the Sponsor transferred 20,000 Alignment Shares to each of Fareed Zakaria, Barry McCarthy and Tom Linebarger. None of the executive officers or directors have received any cash compensation for services rendered to the Company.

The transferred shares shall vest upon the Company consummating an initial Business Combination. In the event the transferee resigns or otherwise voluntarily ceases his or her directorship with the Company prior to the vesting date, the Sponsor shall have the option to repurchase the transferred shares at the purchase price. Such option will expire upon the vesting date. The transfer of the Alignment Shares to the holders is in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 60,000 Alignment Shares on April 9, 2026 was $18,568,684 or $309.48 per share. The Company established the initial fair value of the Alignment Shares on April 9, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the underlying Class A share price of $10.00, market adjustment of 27.0%, and volatility of 5.0%. The Alignment Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Alignment Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Alignment Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Alignment Shares are identical to the Class A ordinary shares included in the GRAIL securities sold in the Initial Public Offering, except that (i) only holders of the Alignment Shares have the right to vote on the appointment of directors prior to the completion of the initial Business Combination (by a majority of votes cast by the holders of the Alignment Shares); (ii) in a vote to transfer the Company by way of continuation to a jurisdiction outside the Cayman Islands prior to the completion of the initial Business Combination (which requires a special resolution, being the affirmative vote of at least two-thirds of the votes cast by the holders of the issued Alignment Shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company), only holders of the Alignment Shares shall carry the right to vote; (iii) the Alignment Shares are subject to certain transfer restrictions; (iv) the Sponsor and management team have entered into an agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to any Alignment Shares, Private Placement Shares included in any Private Placement GRAIL securities and Public Shares they hold in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to any Alignment Shares, Private Placement Shares included in any Private Placement GRAIL securities and Public Shares in connection with the implementation by the directors of, and following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (x) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (y) with respect to any other provision relating to the rights of holders of the Class A ordinary shares, and (C) waive their rights to liquidating distributions from the Trust Account with respect to any Alignment Shares or Private Placement Shares included in any Private Placement GRAIL securities they hold if the Company does not consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company does not complete the initial Business Combination within the Combination Period). Assuming that only the holders of one-third of the voting power attaching to the Company’s issued and outstanding ordinary shares, representing a quorum under the amended and restated memorandum and articles of association, vote their shares, the Company will not need any Public Shares in addition to the Alignment Shares and the Private Placement Shares included in the Private Placement GRAIL securities purchased by the Sponsor simultaneously with the Initial Public Offering to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. Prior to the completion of the Company’s initial Business Combination and with respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with an initial Business Combination, the Company’s Class B ordinary shares will be entitled to a number of votes representing 20% of the Company’s issued and outstanding ordinary shares. Following completion of the Company’s initial Business Combination, the Class B ordinary shares will be entitled to one vote per share. On any other matter submitted to a vote of the Company’s shareholders, holders of Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Unless a change of control of the post-Business Combination company occurs and related change of control conversion provisions of the Company’s amended and restated memorandum and articles of association apply, the Alignment Shares will automatically convert, in tranches of 10% of the Alignment Shares issued and outstanding following the Initial Public Offering and following any forfeiture related to the over-allotment option exercise of the underwriters, each measurement period, into the Class A ordinary shares following the initial Business Combination, pursuant to variable conversion ratios as provided by the amended and restated memorandum and articles of association, or, prior to the consummation of an initial Business Combination, at the option of a holder of Alignment Shares, on a one-for-one basis, subject to the 4.99% pre-business combination Maximum Percentage (as defined below) condition, provided, however, that (A) such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination, (B) any Class A ordinary shares issued to initial shareholders in connection with such optional conversion prior to the initial Business Combination shall (i) not result in initial shareholders receiving in the aggregate more Class A ordinary shares upon conversion of their Alignment Shares than they would have received pursuant to the conversion terms described in the amended and restated memorandum and articles of association had the initial shareholders not elected such optional conversion, which may result in the initial shareholders being obligated to surrender for cancellation for no value such Class A ordinary shares to the Company at the end of the 10 measurement periods if the conversion calculations pursuant to the amended and restated memorandum and articles of association result in the initial shareholders in the aggregate having received more Class A ordinary shares than they would have received pursuant to the conversion calculations to be made over 10 measurement periods, (ii) be deducted from the number of Class A ordinary shares issuable to the initial shareholders in connection with each measurement period conversions of Alignment Shares following the consummation of an initial Business Combination, and (iii) everything else being equal, continue to be treated as Class B ordinary shares as if such Class B ordinary shares had not been converted prior to the consummation of the Business Combination at the option of the initial shareholders for purposes of calculating the Alignment Shares eligible to be converted into Class A ordinary shares pursuant to the terms of the amended and restated memorandum and articles of association; and (C) (i) the initial shareholders may only sell or otherwise dispose of any such Class A ordinary shares issued to them in connection with their optional conversion prior to the consummation of an initial Business Combination once the transfer restrictions in their letter agreement with the Company have expired and (ii) the initial shareholders may only sell or otherwise dispose of such number of Class A ordinary shares issued to them in connection with their optional conversion prior to the consummation of an initial Business Combination that is equal to the number of conversion shares that would have been issued to them pursuant to the calculation in the amended and restated memorandum and articles of association had the initial shareholders not elected to optionally convert the Alignment Shares into Class A ordinary shares prior to the consummation of the initial Business Combination. Unless a majority of the independent directors of the Company’s board of directors approves an increase of the Maximum Percentage, prior to the consummation of an initial Business Combination the Company shall not effect the conversion of any Alignment Shares, and the Sponsor shall not have the right to convert any Alignment Shares and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, the Sponsor together with the other Attribution Parties collectively would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the Class A ordinary shares issued and outstanding immediately after giving effect to such conversion. “Attribution Parties” means, collectively, the following persons and entities: (i) any investment vehicle, including, any funds, feeder funds or managed accounts, currently, or from time to time after the date hereof, directly or indirectly managed or advised by the Sponsor’s investment manager or any of its affiliates or principals, (ii) any direct or indirect affiliates of the Sponsor or any of the foregoing, (iii) any person acting or who could be deemed to be acting as a group together with the Sponsor or any of the foregoing and (iv) any other persons whose beneficial ownership of the Company’s ordinary shares would or could be aggregated with the Sponsor and the other Attribution Parties for purposes of Section 13(d) of the Exchange Act. For the avoidance of doubt, the purpose of the foregoing is to subject collectively the Sponsor and all other Attribution Parties to the Maximum Percentage.

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

SEPTEMBER 30, 2026

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

For purposes of the above calculation, “PIPE Securities” means securities (other than the Public Warrants and the Private Placement Warrants) (i) issued by the Company and/or any entities that (after giving effect to completion of the initial Business Combination) are subsidiaries of the Company or are successors of the Company or were formed by the Company or for the purpose of consummating an initial Business Combination and issuing securities in connection therewith, and (ii) that are directly or indirectly convertible into or exercisable for Class A ordinary shares, or for a cash settlement value in lieu thereof, including for the avoidance of doubt any such securities purchased by the Sponsor, General Catalyst Group Management, LLC or any of their affiliates in connection with the Business Combination; provided that, unless otherwise agreed by the Sponsor and the Company in writing, if (i) an exercise or conversion price of a PIPE Security for purposes of calculating the maximum number of Class A ordinary shares issuable pursuant to such security cannot reasonably be ascertained based on the terms of such security, and/or (ii) a maximum number of Class A ordinary shares issuable upon conversion or exercise of a PIPE Security cannot otherwise be reasonably ascertained based on the terms of such security, the maximum number of Class A ordinary shares issuable upon conversion or exercise of such PIPE Security for purposes of calculating the Closing Share Count upon the Total Return exceeding the Price Threshold at the end of each measurement period shall initially be determined in good faith by the independent directors of the Company’s board of directors, without regard to any conversion blockers, caps, or share limits set forth in the governing documents of a PIPE Security or of the Company or any stock exchange listing rules, for instance requiring shareholder approval prior to the issuance of 20% or more of the Company’s ordinary shares (such maximum number of shares, the “Initial Share Determination Number”). If subsequent to such initial good faith determination, a number of Class A ordinary shares greater than the Initial Share Determination Number is issued upon conversion or exercise of PIPE Securities (such greater number of shares, the “Revised Share Determination Number”), the holders of the Alignment Shares shall be issued such additional number of conversion shares that they would have received at the time of the conversion of a tranche of Alignment Shares had the Closing Share Count accounted for the Revised Share Determination Number instead of the Initial Share Determination Number. For the avoidance of doubt, (i) no downward adjustment of conversion shares shall occur after Class A ordinary shares have been issued to holders of Alignment Shares at the end of a measurement period if a number of Class A ordinary shares smaller than the Initial Share Determination Number is issued upon conversion or exercise of PIPE Securities, (ii) the Closing Share Count at the end of each measurement period shall always take into account the greater of the Initial Share Determination Number and the Revised Share Determination Number when a number of conversion shares is calculated pursuant to the conversion terms included in the Company’s amended and restated memorandum and articles of association, and (iii) the foregoing is intended solely for purposes of calculating the Closing Share Count and shall not affect the actual economic terms, conversion mechanics, or settlement rights of any PIPE Securities. The term “measurement period” means (i) the period of four fiscal quarters ending with, and including, the last fiscal quarter of the fiscal year in which the Company consummates the Company’s initial Business Combination and (ii) each of the nine successive four-fiscal-quarter periods. The “Price Threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the Price Threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period (in each case, as proportionally adjusted to give effect to any share splits, share capitalizations, share combinations, share dividends, reorganizations, recapitalizations or any such similar transactions). “VWAP” per Class A ordinary share on any trading day shall mean the per share volume weighted average price as displayed under the heading Bloomberg VWAP on Bloomberg (or, if Bloomberg ceases to publish such price, any successor service reasonably chosen by the Company) page “VAP” (or its equivalent successor if such page is not available) in respect of the period from the open of trading on the relevant trading day until the close of trading on such trading day (or if such volume-weighted average price is unavailable, the market price of a Class A ordinary share on such trading day determined, using a volume weighted average method, by an independent financial advisor retained for such purpose by the Company). VWAP for periods of multiple trading days means the volume weighted average of the respective VWAPs for the trading days in such period. For purposes of this section, “distribution” means any payment of dividends, cash, other consideration or distribution of equity securities of the Company or any of its affiliates to holders of the Company’s ordinary shares, whether by means of a spin-off, split-off, redemption, reclassification, exchange, share split, share dividend, share distribution, rights offering or similar transaction. The fair market value of any distribution, other than cash, shall be determined in accordance with the Company’s amended and restated memorandum and articles of association.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Further, for so long as any Alignment Shares remain outstanding, the Company may not, without the prior written consent of the holders of a majority of the Alignment Shares then outstanding, take certain actions, such as to (i) amend, alter or repeal any provision of the Company’s amended and restated memorandum and articles of association, whether by merger, amalgamation, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences, conversion rights or relative, participating, optional or other or special rights of the Class B ordinary shares, (ii) change the Company’s financial year, (iii) increase the number of members on the Company’s board of directors, (iv) pay any dividends or other distributions on, or effect any sub-division of, the Company’s share capital, (v) adopt any shareholder rights plan, (vi) acquire any entity or business with assets at a purchase price equal to 10% or more of the Company’s total assets measured in accordance with generally accepted accounting principles in the United States or the accounting standards then used by the Company in the preparation of its financial statements, (vii) issue any Class A ordinary shares in excess of 5% of the number of the Company’s Class A ordinary shares outstanding at the closing of the Initial Public Offering or that would otherwise require a shareholder vote pursuant to the rules of the stock exchange on which the Company’s Class A ordinary shares are then listed or (viii) issue additional Class B ordinary shares. Any action required or permitted to be taken at any meeting of the holders of Alignment Shares (other than by way of a special resolution) may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of the outstanding Class B ordinary shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all Alignment Shares were present and voted. Any action required or permitted to be taken at any meeting of the holders of Alignment Shares by way of a special resolution may be taken by way of a resolution in writing signed by all holders of Alignment Shares.

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

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

A change of control is the occurrence of any one of the following after the consummation of the Company’s initial Business Combination (but not in connection with the Company’s initial Business Combination) if any of the following occurs: (a) a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, other than the Company, the Company’s wholly owned subsidiaries and the Company’s and their respective employee benefit plans, (A) has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of ordinary shares representing more than 50% of the voting power of the Company’s ordinary shares and (B) has filed a Schedule TO or any schedule, form or report under the Exchange Act disclosing that an event described in clause (A) has occurred; provided, however, that a “person” or “group” shall not be deemed a beneficial owner of, or to own beneficially, any securities tendered pursuant to a tender or exchange offer made by or on behalf of such “person” or “group” or any of their affiliates until such tendered securities are accepted for purchase or exchange thereunder; (b) the consummation of (A) any recapitalization, reclassification or change of the ordinary shares (other than a change from no par value to par value, a change in par value or a change from par value to no par value, or changes resulting from a subdivision or combination) as a result of which all of the ordinary shares would be converted into, or exchanged for, shares, other securities, or other property or assets; (B) any share exchange, consolidation or merger of the Company pursuant to which all of the Class A ordinary shares will be converted into cash, securities or other property or assets (including any combination thereof), and other than a pledge or hypothecation of assets (but not foreclosure in respect thereof); or (C) any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the Company’s or the Company’s consolidated assets, taken as a whole, to any person or entity (other than one of the Company’s wholly owned subsidiaries); provided, however, that a transaction described in clauses (A) or (B) in which the holders of all classes of the Company’s common equity immediately prior to such transaction own, directly or indirectly, more than 50% of all classes of the common equity of the continuing or surviving entity immediately after such transaction in substantially the same proportions as such ownership immediately prior to such transaction shall not be a change of control pursuant to this clause (b); (c) the Company’s shareholders approve any plan or proposal for the Company’s liquidation or dissolution (other than a liquidation or dissolution that will occur contemporaneously with a transaction described in clause (b)(B) above); or (d) the Company’s Class A ordinary shares cease to be listed or quoted on any of The New York Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Global Market (or any of their respective successors); provided, however, that a transaction or transactions described in clauses (a) or (b) above shall not constitute a change of control, if at least 90% of the consideration received or to be received by the holders of the Company’s ordinary shares, excluding cash payments for fractional shares and cash payments made in respect of dissenters’ rights, in connection with such transaction or transactions consists of ordinary shares that are listed or quoted on any of The New York Stock Exchange, the NASDAQ Global Select Market or the NASDAQ Global Market (or any of their respective successors) or will be so listed or quoted when issued or exchanged in connection with such transaction or transactions, and as a result of such transaction or transactions such consideration becomes the equity interests into which the Alignment Shares convert.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such advances may be repaid only from funds held outside the Trust Account or upon completion of the initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement GRAIL securities of the post-Business Combination entity at a price of $10.00 per GRAIL security at the option of the lender. The Private Placement GRAIL securities issued upon conversion of any such loans would be identical to the Private Placement GRAIL securities sold in a private placement concurrently with the Initial Public Offering. Prior to the completion of the initial Business Combination, the Company does not expect to seek loans from parties other than the Sponsor, members of the management team or any of their affiliates. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Administrative Services and Indemnification Agreement

Pursuant to the administrative services and indemnification agreement executed by the Company and the Sponsor, commencing on April 29, 2026, the date of the effectiveness of the registration statement related to the Company’s Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor or one of its affiliates for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. In addition, the Company has agreed, pursuant to such administrative services and indemnification agreement with the Sponsor relating to the monthly payment for services outlined therein, that the Company will indemnify the Sponsor and its affiliates, including General Catalyst Group Management, LLC and its affiliates (“General Catalyst”), from any liability arising with respect to their activities in connection with the Company’s affairs, including, but not limited to, any claims, made by the Company or a third party, (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, including General Catalyst, and/or (iii) against the Sponsor and/or General Catalyst alleging any expressed or implied management or endorsement by the Sponsor and/or General Catalyst of any of the Company’s activities or any express or implied association between the Sponsor and/or General Catalyst, on the one hand, and the Company or any of its other affiliates, on the other hand, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended September 30, 2026 and for the period from January 14, 2026 (inception) through September 30, 2026, the Company incurred $60,000 and $100,000, respectively, in fees for these services. As of September 30, 2026, $100,000 has been accrued for these services and is included in due to related party in the Company’s condensed balance sheet.

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

SEPTEMBER 30, 2026

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

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were 905,000 Class A ordinary shares issued and outstanding, excluding 40,250,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were 5,031,250 Class B ordinary shares or Alignment Shares issued and outstanding.

Warrants — As of September 30, 2026, there were 10,288,750 Warrants issued and outstanding, including 10,062,500 Public Warrants and 226,250 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the GRAIL securities and only whole warrants will trade.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem its warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

The fair value of the Public Warrants is $3,682,875, or $0.37 per Public Warrant. The fair value of Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

May 1, 2026
Underlying share price	$9.98
Exercise price	$11.50
Volatility	5.0%
Implied market adjustment	25.50%
Risk-free rate	4.11%
Monte Carlo value per Public Warrant (before implied market adjustment)	$1.44
Fair value per Public Warrant	$0.37
Remaining term (years)	7.00

As of September 30, 2026, the assets held in the Trust Account were held in cash, which is not measured at fair value on a recurring basis. The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2026.

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

September 30, 2026
Cash	$477,704
Cash held in Trust Account	$408,393,365

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

	For the Three Months Ended September 30,	For the Period from January 14, 2026 (Inception) Through September 30,
	2026	2026
General and administrative expenses	$258,693	$719,632
Interest earned on cash held in Trust Account	$3,650,006	$5,893,365

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transactions within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $3,391,313, which consists of interest income on cash held in the Trust Account of $3,650,006, partially offset by general and administrative expenses of $258,693.

For the period from January 14, 2026 (inception) through September 30, 2026, we had a net income of $5,173,733, which consists of interest income on cash held in the Trust Account of $5,893,365, partially offset by general and administrative expenses of $719,632.

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

For the period from January 14, 2026 (inception) through September 30, 2026, cash used in operating activities was $505,947. Net income of $5,173,733 was affected by interest earned on cash held in the Trust Account of $5,893,365, and payment of general and administrative costs through promissory note – related party of $58,720. Changes in operating assets and liabilities provided $154,965 of cash for operating activities.

As of September 30, 2026, we had cash held in the Trust Account of $408,393,365 (including $5,893,365 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses.

As of September 30, 2026, we had cash of $477,704 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, as well as pay our advisors.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. To alleviate any potential liquidity shortfall, the Sponsor has committed that it will provide financial support to the Company to satisfy its obligations as they come due for one year from release of the accompanying financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 1, 2026, the Sponsor and the Company consummated the private placement of an aggregate of 905,000 Private Placement GRAIL securities at a price of $10.00 per Private Placement GRAIL security, generating gross proceeds of $9,050,000. Each Private Placement GRAIL security consists of one Class A ordinary share and one-fourth of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

In connection with our Initial Public Offering, we incurred a total of $22,165,490, consisting of $7,050,000 of cash underwriting fee (net of $1,000,000 underwriters’ reimbursement), $14,087,500 of deferred underwriting fee, and $1,027,990 of other offering costs. There has been no material change in the planned use of proceeds that we described in the final prospectus relating to our Initial Public Offering or in Part I, Item 2 of this Quarterly Report.

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

GENERAL CATALYST GLOBAL RESILIENCE MERGER CORP.

Date: November 13, 2026	By:	/s/ Paul Kwan
	Name:	Paul Kwan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Christopher Kauffman
	Name:	Christopher Kauffman
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)